Form 10-K
period 2002-12-31
CHASE CREDIT CARD OWNER TRUST 2001-1
filed 2003-03-31
CIK 1136603

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to ____________________


                        Commission file number 333-84400

                  Chase Credit Card Owner Trust 2001-1 (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                    22-238028
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                         Identification Number)

White Clay Center, Building 200, Newark, DE            19711
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange of Which Registered
       NONE                                               N/A

Securities registered pursuant to Section 12(g) of the Act:

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:
YES |X|   NO |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $47,825,439.00. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $460,023,864.00, or 1.40% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $349,794,290.00, or 1.07% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $662,677,561.00, or 2.02% of all Receivables, were delinquent 90 days or more.

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

         As of December 31, 2002, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                   No. of Holders
         -----                   --------------
           A                          12
           B                           3
           C                           4

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

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of the Certificates and Notes:


Chase Credit Card Owner Trust Series                                                   Original Certificate
2001-1                                  Name & Address of Participant                   Principal Balance    % Class
------------------------------------    -----------------------------                  --------------------  -------
Class A                                 Boston Safe Deposit and Trust Company                $38,200,000       5.35%
                                        525 William Penn Place, Suite 3148
                                        Pittsburgh, PA  15259

                                        Deutsche Bank Trust Company Americas                 $96,000,000      13.45%
                                        648 Grassmere Park Road
                                        Nashville, TN  37211

                                        Harris Trust and Savings Bank                        $75,000,000      10.50%
                                        111 W. Monroe Street
                                        Mail Code 3404
                                        Chicago, IL  60603

                                        JPMorgan Chase Bank                                 $279,000,000      39.08%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254

                                        Merrill, Lynch, Pierce Fenner & Smith                $50,000,000       7.00%
                                        Safekeeping
                                        4 Corporate Place
                                        Piscataway, NJ  08854

                                        State Street Bank and Trust Company                 $102,549,000      14.36%
                                        1776 Heritage Dr.
                                        Global Corporate Action Unit JAB 5NW
                                        No. Quincy, MA 02171

Class B                                 Boston Safe Deposit and Trust Company                $11,000,000      18.49%
                                        525 William Penn Place, Suite 3148
                                        Pittsburgh, PA  15259

                                        Deutsche Bank Trust Company Americas                 $12,000,000      20.17%
                                        648 Grassmere Park Road
                                        Nashville, TN  37211

                                        JPMorgan Chase Bank                                  $36,500,000      61.34%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254


Class C                                 The Bank of New York                                  $5,000,000       6.54%
                                        One Wall Street
                                        New York, NY  10286

                                        Bank of Tokyo-Mitsubishi Trust Company               $35,000,000      45.75%
                                        Trust Operations Dept. Plaza 3
                                        Jersey City, NJ  07311-1904

                                        JPMorgan Chase Bank                                  $21,500,000      28.10%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254

                                        The Northern Trust Company                           $15,000,000      19.61%
                                        801 S. Canal C-IN
                                        Chicago, IL  60607

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

         (a) Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K.

        Exhibit Number:    Description:
        ---------------    ------------

             99.1          Annual Servicer's Certificate pursuant to Section
                           3.05 of the Agreement.

             99.2          Management Report on Internal Controls.

             99.3          Annual Independent Accountants Report pursuant to
                           Section 3.06 of the Agreement.

             99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter 2002:

            Date           Items Reported       Financial Statements
         ----------        --------------       --------------------
         10/01/2002            5, 7             Monthly report to Noteholders
                                                dated 9/16/2002

         10/22/2002            5, 7             Monthly report to Noteholders
                                                dated 10/15/2002

         11/15/2002            5, 7             Monthly report to Noteholders
                                                dated 11/15/2002

         12/17/2002            5, 7             Monthly report to Noteholders
                                                dated 12/16/2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2003


                           by: Chase Manhattan Bank USA, National Association, as Servicer


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

    99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.