Form 10-K
period 2003-12-31
CHASE CREDIT CARD OWNER TRUST 2001-1
filed 2004-03-30
CIK 1136603

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---   OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-74303

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
YES    X                            NO
    -------                            -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.   X
                                                               -------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued notes.

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

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $53,204,445.00 There were no Investor Charge-offs for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $498,868,199.00, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,146.00, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.00, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2003 was $12,350,200. No principal distributions were made to the Noteholders.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                No. of Holders
         -----                --------------
         A                      12
         B                      8
         C                      6

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:

----------------------------------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust Series    Name & Address of Participant                   Original Note            % Class
2001-1                                                                                  Principal Balance
----------------------------------------------------------------------------------------------------------------------------
Class A                                 JPMorgan Chase Bank                                 $  263,150,000      36.86%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------------
                                        The Bank of New York/Wachovia Bank N.A.             $  100,000,000      14.01%
                                        One Wall Street
                                        New York, NY  10286
----------------------------------------------------------------------------------------------------------------------------
                                        State Street Bank and Trust Company                 $   96,000,000      13.45%
                                        1776 Heritage Dr.
                                        Global Corporate Action Unit JAB 5NW
                                        No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------------
                                        Harris Trust and Savings Bank                       $   75,000,000      10.50%
                                        111 W. Monroe Street
                                        Chicago, IL  60603
----------------------------------------------------------------------------------------------------------------------------
                                        The Bank of New York                                $   68,000,000       9.52%
                                        One Wall Street
                                        New York, NY  10286
----------------------------------------------------------------------------------------------------------------------------
                                        Deutsche Bank Trust Company Americas                $   36,600,000       5.13%
                                        648 Grassmere Park Road
                                        Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------------
Class B                                 State Street Bank and Trust Company                 $   15,000,000      25.21%
                                        1776 Heritage Dr.
                                        Global Corporate Action Unit JAB 5NW
                                        No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------------
                                        Deutsche Bank Trust Company Americas                $   12,000,000      20.17%
                                        648 Grassmere Park Road
                                        Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------------
                                        The Bank of New York                                $   12,000,000      20.17%
                                        One Wall Street
                                        New York, NY  10286
----------------------------------------------------------------------------------------------------------------------------
                                        Mellon Trust of New England, NA                     $   11,000,000      18.49%
                                        525 William Penn Place, Suite 3148
                                        Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------------
                                        JPMorgan Chase Bank                                  $   7,500,000      12.61%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Class C                                 The Bank of New York                                 $   5,000,000       6.54%
                                        One Wall Street
                                        New York, NY  10286
----------------------------------------------------------------------------------------------------------------------------
                                        Bank of Tokyo-Mitsubishi Trust Company              $   35,000,000      45.75%
                                        Trust Operations Dept. Plaza 3
                                        Jersey City, NJ  07311-1904
----------------------------------------------------------------------------------------------------------------------------
                                        JPMorgan Chase Bank                                 $   24,545,000      32.08%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------------
                                        Sumitomo Trust & Banking Co. (U.S.A.)                $   9,500,000      12.42%
                                        527 Madison Avenue
                                        New York, NY  10022
----------------------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits.

                  The following documents are filed as part of this Annual Report on Form 10-K.

                  Exhibit Number:      Description:
                  ---------------      ------------

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3 Management Report on Internal Controls of the Master Trust.

                  99.4 Management Report on Internal Controls of the Owner Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

                  99.6 Annual Independent Accountants Report of the Owner Trust.

                  99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K.

                  The following reports were filed on Form 8-K during the last quarter 2003:

                  Date                      Items Reported             Financial Statements
                  ----                      --------------             --------------------
                  09/16/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 9/15/2003

                  10/17/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 10/15/2003

                  11/19/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 11/17/2003

                  12/18/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2004


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

                                INDEX TO EXHIBITS

                  Exhibit Number:      Description:
                  ---------------      ------------

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3 Management Report on Internal Controls of the Master Trust.

                  99.4 Management Report on Internal Controls of the Owner Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

                  99.6 Annual Independent Accountants Report of the Owner Trust.

                  99.7 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.